Form 10-K/A
period 2019-12-31
Morgan Stanley Capital I Trust 2019-H6
filed 2020-05-05
CIK 1773339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

 The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020 (the “Original Form 10-K”), is to file (i) a replacement Rule 13a-14(d)/15d-14(d) certification, dated March 30, 2020, and (ii) a replacement report on assessment of compliance with servicing criteria and a revised servicer compliance statement, each with respect to Midland Loan Services, a Division of PNC Bank, National Association, and each containing certain clerical revisions. Such revised documents replace the corresponding documents previously filed as Exhibits 33.3, 33.4, 33.9, 33.10, 33.14, 33.21, 33.25, 33.26, 35.3, 35.4, 35.6, 35.7, 35.9, 35.12, 35.16 and 35.17 to the Original Form 10-K. No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)

33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 7/25/19 to 12/31/19) (see Exhibit 33.3)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 6/19/19 to 12/31/19) (see Exhibit 33.3)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 6/19/19 to 12/31/19) (see Exhibit 33.3)

33.21 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 6/19/19 to 12/31/19) (see Exhibit 33.3)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 6/19/19 to 12/31/19) (see Exhibit 33.3)

33.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 6/19/19 to 12/31/19) (see Exhibit 33.3)

(35). Servicer compliance statement.

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

Date:  May 5, 2020