Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2019-H6
filed 2022-03-29
CIK 1773339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

•   Trimont Real Estate Advisors, LLC was, until June 11, 2021, the special servicer under the CF 2019-CF1 pooling and servicing agreement with respect to the 65 Broadway mortgage loan. Because Trimont Real Estate Advisors, LLC is not the MSC 2019-H6 special servicer, is not affiliated with any sponsor and serviced only the 65 Broadway mortgage loan, which constitutes less than 5% of the mortgage pool, Trimont Real Estate Advisors, LLC, as CF 2019-CF1 special servicer with respect to the 65 Broadway mortgage loan, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association, as Irving Market Center special servicer under the CF 2019-CF1 pooling and servicing agreement, only has obligations in respect of the Irving Market Center mortgage loan securitized thereunder.  KeyBank National Association, acting as Irving Market Center special servicer under the CF 2019-CF1 pooling and servicing agreement, has no obligations with respect to any mortgage loan included in the MSC 2019-H6 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   CWCapital Asset Management LLC is the current special servicer under the CF 2019-CF1 pooling and servicing agreement with respect to the 65 Broadway mortgage loan. On June 11, 2021, Trimont Real Estate Advisors, LLC was replaced as special servicer under the CF 2019-CF1 pooling and servicing agreement with respect to the 65 Broadway mortgage loan and was succeeded by CWCapital Asset Management LLC. Because CWCapital Asset Management LLC is not the MSC 2019-H6 special servicer, is not affiliated with any sponsor and serviced only the 65 Broadway mortgage loan, which constitutes less than 5% of the mortgage pool, CWCapital Asset Management LLC, as CF 2019-CF1 special servicer with respect to the 65 Broadway mortgage loan, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK18 pooling and servicing agreement, pursuant to which the 9201 West Sunset Boulevard mortgage loan and Westin Atlanta Airport mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 9201 West Sunset Boulevard mortgage loan and Westin Atlanta Airport mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Tower 28 mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BBCMS 2018-C2 pooling and servicing agreement, pursuant to which the Shelbourne Global Portfolio II mortgage loan is serviced, engaged the services of (i) Berkeley Point Capital LLC as a sub-servicer in respect of the Shelbourne Global Portfolio II mortgage loan for the reporting period and (ii) CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Shelbourne Global Portfolio II mortgage loan for the reporting period.

•   KeyBank National Association, as master servicer under the Benchmark 2019-B10 pooling and servicing agreement, pursuant to which the 3 Columbus Circle mortgage loan is serviced, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association as a sub-servicer in respect of the 3 Columbus Circle mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.17, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

On February 14, 2022, Cantor Commercial Real Estate Lending, L.P. (“CCRE”) was named as a defendant in a lawsuit captioned Kingsbridge 2005, LLC, Shelbourne Broad Street, LLC and 691 Central Avenue SPE LLC v Cantor Commercial Real Estate Lending, L.P., and KKR Real Estate Credit Opportunity Partners Aggregator I L.P., and Midland Loan Services, Inc., Index No. 650687/2002, filed in the Supreme Court of the State of New York, County of New York.  Plaintiff seeks recission of a $93 million loan issued by CCRE in September 2018 and subsequently sold into four commercial mortgage backed securities transactions on the theory of unilateral mistake.  Plaintiff claims it discovered the issue when it was denied partial defeasance of one property that served as collateral for the loan.  The case is in the early stages.  At this point, CCRE does not believe the outcome of the case would have a material impact on CCRE’s obligations with respect to the loan or on certificate holders, although no assurance can be given that it will not have a material impact on certificate holders.

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.5)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21)

33.9  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21)

33.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 33.8)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 33.9)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.15  KeyBank National Association, as Master Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: 65 Broadway (from 1/1/21 to 12/31/21) and AC by Marriott San Jose (from 1/1/21 to 12/31/21)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 33.8)

33.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 33.9)

33.18  Berkeley Point Capital LLC, as Sub-Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21)

33.19  KeyBank National Association, as Master Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 33.15)

33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.21  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21)

33.22  Argentic Services Company LP, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21)

33.23  Rialto Capital Advisors, LLC, as Special Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 33.21)

33.24  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.25  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.26  LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/21 to 12/31/21)

33.27  LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 33.26)

33.28  LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 33.26)

33.29  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.30  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 11/1/21 to 12/31/21) and Westin Atlanta Airport (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.31  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.32  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.33  Wells Fargo Bank, National Association, as Custodian under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.34  Computershare Trust Company, National Association, as Servicing Function Participant under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.35  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.36  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.37  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.39  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 33.4)

33.41  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.42  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 11/1/21 to 12/31/21) (see exhibit 33.4)

 (34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.5)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21)

34.9  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21)

34.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 34.8)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 34.9)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.15  KeyBank National Association, as Master Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: 65 Broadway (from 1/1/21 to 12/31/21) and AC by Marriott San Jose (from 1/1/21 to 12/31/21)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 34.8)

34.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 34.9)

34.18  Berkeley Point Capital LLC, as Sub-Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21)

34.19  KeyBank National Association, as Master Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 34.15)

34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.21  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21)

34.22  Argentic Services Company LP, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21)

34.23  Rialto Capital Advisors, LLC, as Special Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 34.21)

34.24  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.25  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.26  LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/21 to 12/31/21)

34.27  LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 34.26)

34.28  LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 34.26)

34.29  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.30  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 11/1/21 to 12/31/21) and Westin Atlanta Airport (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.31  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.32  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.33  Wells Fargo Bank, National Association, as Custodian under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.34  Computershare Trust Company, National Association, as Servicing Function Participant under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.35  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.36  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.37  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.39  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 34.4)

34.41  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.42  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 11/1/21 to 12/31/21) (see exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.5)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 35.7)

35.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 35.7)

35.13  Berkeley Point Capital LLC, as Sub-Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21)

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.15  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21)

35.16 Argentic Services Company LP, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21)

35.17  Rialto Capital Advisors, LLC, as Special Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 35.15)

35.18  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.20  LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/21 to 12/31/21)

35.21  LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 35.20)

35.22  LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 35.20)

35.23  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/21 to 12/31/21) and Westin Atlanta Airport (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.24  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 11/1/21 to 12/31/21) and Westin Atlanta Airport (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.26  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.27  Wells Fargo Bank, National Association, as Custodian under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.28  Computershare Trust Company, National Association, as Servicing Function Participant under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.29  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.30  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.31  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.32  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.33  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.34  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/21 to 12/31/21) (see exhibit 35.4)

35.35  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.36  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 11/1/21 to 12/31/21) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 5, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 19, 2019 under SEC File No. 333-227446-04 and incorporated by reference herein).

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

(99.17) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-227446-04 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2022