Form 10-K
period 2023-12-31
Morgan Stanley Capital I Trust 2019-H6
filed 2024-03-29
CIK 1773339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-227446-04

Central Index Key Number of the issuing entity: 0001773339

Morgan Stanley Capital I Trust 2019-H6

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

New York	38-4117325 38-4117326 38-7221311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association, as agent for

Wells Fargo Bank, National Association

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

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

•   Argentic Services Company LP is the general special servicer under the Benchmark 2019-B10 pooling and servicing agreement. On February 16, 2023, LNR Partners, LLC was replaced as general special servicer under the Benchmark 2019-B10 pooling and servicing agreement (except with respect to the 3 Columbus Circle mortgage loan and the ARC Apartment mortgage loan) and was succeeded by Argentic Services Company LP. LNR Partners, LLC remains the special servicer under the Benchmark 2019-B10 pooling and servicing agreement with respect to the 3 Columbus Circle mortgage loan. Argentic Services Company LP, as the general special servicer under the Benchmark 2019-B10 pooling and servicing agreement, has no obligations with respect to the 3 Columbus Circle mortgage loan or any mortgage loan included in the MSC 2019-H6 mortgage pool and therefore such party in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   K-Star Asset Management LLC is the current special servicer under the MSC 2019-H6 pooling and servicing agreement. On April 24, 2023, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the MSC 2019-H6 pooling and servicing agreement and was succeeded by K-Star Asset Management LLC.

•   K-Star Asset Management LLC is the current special servicer under the BBCMS 2019-C3 pooling and servicing agreement, pursuant to which The Block Northway mortgage loan is serviced.  On May 10, 2023, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the BBCMS 2019-C3 pooling and servicing agreement (other than with respect to the Vanguard Portfolio mortgage loan) and was succeeded by K-Star Asset Management LLC. Midland Loan Services, a Division of PNC Bank, National Association remains the special servicer with respect to the Vanguard Portfolio mortgage loan. Midland Loan Services, a Division of PNC Bank, National Association, as special servicer with respect to the Vanguard Portfolio mortgage loan under the BBCMS 2019-C3 pooling and servicing agreement, only has obligations in respect of the Vanguard Portfolio mortgage loan securitized thereunder and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated June 19, 2019. K-Star Asset Management LLC, the special servicer under the pooling and servicing agreement for the MSC 2019-H6 securitization, is also (i) the special servicer under the BBCMS 2019-C3 pooling and servicing agreement, pursuant to which The Block Northway mortgage loan is serviced, and (ii) an affiliate of (x) KKR Real Estate Credit Opportunity Partners Aggregator I L.P., the directing certificateholder and third party purchaser with respect to the MSC 2019-H6 securitization and (y) KKR Real Estate Credit Opportunity Partners (AIV) Aggregator I L.P., the retaining party with respect to the MSC 2019-H6 securitization.

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

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6  K-Star Asset Management LLC, as Special Servicer (from 4/24/23 to 12/31/23)

33.7  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/23 to 4/23/23) (see Exhibit 33.5)

33.8  Park Bridge Lender Services LLC, as Operating Advisor

33.9  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23)

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 33.5)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 33.5)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 33.9)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 33.10)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 33.5)

33.16  KeyBank National Association, as Master Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: 65 Broadway (from 1/1/23 to 12/31/23) and AC by Marriott San Jose (from 1/1/23 to 12/31/23)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 33.9)

33.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 33.10)

33.19  Berkeley Point Capital LLC, as Sub-Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23)

33.20  KeyBank National Association, as Master Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 33.16)

33.21 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 33.5)

33.22  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23)

33.23  Argentic Services Company LP, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23)

33.24  Rialto Capital Advisors, LLC, as Special Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 33.22)

33.25  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 33.5)

33.26  K-Star Asset Management LLC, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 5/10/23 to 12/31/23) (see exhibit 33.6)

33.27  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 5/9/23) (see exhibit 33.5)

33.28  LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/23 to 12/31/23)

33.29  LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 33.28)

33.30  LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 33.28)

33.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23) (see exhibit 33.3)

33.32  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23) (see exhibit 33.4)

33.33  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 33.3)

33.34  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 33.4)

33.35  Wells Fargo Bank, National Association, as Custodian under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 33.3)

33.36  Computershare Trust Company, National Association, as Servicing Function Participant under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 33.4)

33.37  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 33.3)

33.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 33.4)

33.39  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 33.3)

33.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 33.4)

33.41  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 33.3)

33.42  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 33.4)

33.43  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 33.3)

33.44  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 33.4)

 (34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6  K-Star Asset Management LLC, as Special Servicer (from 4/24/23 to 12/31/23)

34.7  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/23 to 4/23/23) (see Exhibit 34.5)

34.8  Park Bridge Lender Services LLC, as Operating Advisor

34.9  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23)

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 34.5)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 34.5)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 34.9)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 34.10)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 34.5)

34.16  KeyBank National Association, as Master Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: 65 Broadway (from 1/1/23 to 12/31/23) and AC by Marriott San Jose (from 1/1/23 to 12/31/23)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 34.9)

34.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 34.10)

34.19  Berkeley Point Capital LLC, as Sub-Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23)

34.20  KeyBank National Association, as Master Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 34.16)

34.21 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 34.5)

34.22  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23)

34.23  Argentic Services Company LP, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23)

34.24  Rialto Capital Advisors, LLC, as Special Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 34.22)

34.25  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 34.5)

34.26  K-Star Asset Management LLC, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 5/10/23 to 12/31/23) (see exhibit 34.6)

34.27  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 5/9/23) (see exhibit 34.5)

34.28  LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/23 to 12/31/23)

34.29  LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 34.28)

34.30  LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 34.28)

34.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23) (see exhibit 34.3)

34.32  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23) (see exhibit 34.4)

34.33  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 34.3)

34.34  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 34.4)

34.35  Wells Fargo Bank, National Association, as Custodian under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 34.3)

34.36  Computershare Trust Company, National Association, as Servicing Function Participant under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 34.4)

34.37  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 34.3)

34.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 34.4)

34.39  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 34.3)

34.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 34.4)

34.41  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 34.3)

34.42  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 34.4)

34.43  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 34.3)

34.44  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6  K-Star Asset Management LLC, as Special Servicer (from 4/24/23 to 12/31/23)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/23 to 4/23/23) (see Exhibit 35.5)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 35.5)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 35.8)

35.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 35.5)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 35.8)

35.14  Berkeley Point Capital LLC, as Sub-Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23)

35.15  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 35.5)

35.16  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23)

35.17 Argentic Services Company LP, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23)

35.18  Rialto Capital Advisors, LLC, as Special Servicer under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 35.16)

35.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 35.5)

35.20  K-Star Asset Management LLC, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 5/10/23 to 12/31/23) (see exhibit 35.6)

35.21  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 5/9/23) (see exhibit 35.5)

35.22  LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/23 to 12/31/23)

35.23  LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 35.22)

35.24  LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 35.22)

35.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23) (see exhibit 35.3)

35.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK18 securitization, pursuant to which the following mortgage loans were serviced by such party: 9201 West Sunset Boulevard (from 1/1/23 to 12/31/23) and Westin Atlanta Airport (from 1/1/23 to 12/31/23) (see exhibit 35.4)

35.27  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 35.3)

35.28  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: SoCal Retail Portfolio (from 1/1/23 to 12/31/23) (see exhibit 35.4)

35.29  Wells Fargo Bank, National Association, as Custodian under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 35.3)

35.30  Computershare Trust Company, National Association, as Servicing Function Participant under the ILPT 2019-SURF securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Hawaii Portfolio (from 1/1/23 to 12/31/23) (see exhibit 35.4)

35.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 35.3)

35.32  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/23 to 12/31/23) (see exhibit 35.4)

35.33  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 35.3)

35.34  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2019-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: The Block Northway (from 1/1/23 to 12/31/23) (see exhibit 35.4)

35.35 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 35.3)

35.36  Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio II (from 1/1/23 to 12/31/23) (see exhibit 35.4)

35.37  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 35.3)

35.38  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/23 to 12/31/23) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 5, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 19, 2019 under SEC File No. 333-227446-04 and incorporated by reference herein).

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

Date:  March 28, 2024